Form 10QSB
period 2007-03-31
4301 Inc
filed 2007-05-07
CIK 1353492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51877
______________

4301, INC.
(Exact name of small business issuer as specified in its charter)
______________

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
19800 MacArthur Blvd., Irvine, CA	92612
(Address of principal executive offices)	(Zip Code)

949-757-4180
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 4, 2007: 100,000 shares of common stock.

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

SIGNATURES

i

PART I - FINANCIAL INFORMATION

Item 1.   Financial Information

4301, INC.
(a development stage company)

FINANCIAL STATEMENTS

As Of  March 31, 2007

4301, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2007

4301, Inc.
(a development stage company)
Financial Statements Table of Contents

4301, Inc.
(a development stage company)
BALANCE SHEET
As of March 31, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	3/31/2007	12/31/2006

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,000	$1,750

Total Current Liabilities	2,000	1,750

TOTAL LIABILITIES	2,000	1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-	$-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(2,100)	(1,850)

Total Stockholders' Equity	(2,000)	(1,750)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

4301, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending March 31, 2007 and 2006
from inception (December 9, 2005) through March 31, 2007

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2007	3/31/2006	TO 03/31/07

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	250	300	2,100

NET INCOME (LOSS)	(250)	(300)	(2,100)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(1,850)	(400)	-
ACCUMULATED DEFICIT, ENDING BALANCE	$(2,100)	$(700)	$(2,100)

Earnings (loss) per share	(0)	(0)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

4301, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through March 31, 2007

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100		$100
of incorporation expenses
December 9, 2005

Net Income (Loss)	-	-	(400)	(400)

Total, December 31, 2005	100,000	$100	$(400)	$(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	$100	$(1,850)	$(1,750)

Net Income (Loss)	-	-	(250)	(250)

Total, March 31, 2007	100,000	100	$(2,100)	$(2,000)

The accompanying notes are an integral part of these financial statements.

4301, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending March 31, 2007 and 2006
from inception (December 9, 2005) through March 31, 2007

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2007	3/31/2006	TO 03/31/07

Net income (loss)	$(250)	$(300)	$(2,100)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	250	300	2,000

Total adjustments to net income	250	300	2,100

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

4301, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

4301, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

11. Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. These net operating losses expire as the following, $400 at 2

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

Results of Operation

The Company did not have any operating income from inception through March 31, 2007. For the quarter ended March 31, 2007, the registrant recognized a net loss of $250 and for the period from inception through March 31, 2007, the registrant recognized net less of $2,100. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

None

Item 6.  Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*

	3.3	By-Laws *

	31.1	Certification of Yusuke Matsuo pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Yusku Matsuo pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10-SB filed on April 3, 2006 (File no: 000-51877)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

4301, INC.

By:	/s/ Yusuke Matsuo
Yusuke Matsuo Chief Executive Officer Chief Financial Officer

Dated:	May 4, 2007