Form 10QSB
period 2007-09-30
4301 Inc
filed 2007-11-09
CIK 1353492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

949-757-4180
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 7, 2007: 100,000 shares of common stock.

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

AS OF SEPTEMBER 30, 2007

4301, Inc.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F-1

Statement of Operations and Retained Deficit	F-2/F-3

Statement of Stockholders Equity	F-4

Cash Flow Statement	F-5

Notes to the Financial Statements	F-6

4301, Inc.
(a development stage company)
BALANCE SHEET
As of September 30, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	9/30/2007	12/31/2006

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,500	$1,750

Total Current Liabilities	2,500	1,750

TOTAL LIABILITIES	2,500	1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(2,600)	(1,850)

Total Stockholders' Equity	(2,500)	(1,750)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

4301, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine months ending September 30, 2007 and 2006
from inception (December 9, 2005) through September 30, 2007

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	9/30/2007	9/30/2006	TO 9/30/07

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	750	800	2,600

NET INCOME (LOSS)	(750)	(800)	(2,600)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(1,850)	(400)	-
ACCUMULATED DEFICIT, ENDING BALANCE	$(2,600)	$(1,200)	$(2,600)

Earnings (loss) per share	(0.01)	(0.01)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

4301, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending September 30, 2007 and 2006

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	9/30/2007	9/30/2006

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	250	250

NET INCOME (LOSS)	(250)	(250)

The accompanying notes are an integral part of these financial statements.

4301, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through September 30, 2007

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100		$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	$100	$(400)	$(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	$100	$(1,850)	$(1,750)

Net Income (Loss)			(750)	(750)

Total, September 30, 2007	100,000	$100	$(2,600)	$(2,500)

The accompanying notes are an integral part of these financial statements.

4301, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending September 30, 2007 and 2006
from inception (December 9, 2005) through September 30, 2007

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2007	9/30/2006	TO 9/30/07

Net income (loss)	$(750)	$(800)	$(2,600)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	750	800	2,500

Total adjustments to net income	750	800	2,600

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	-
Proceeds from stock issuance	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

4301, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

11.  Income Taxes:

The Company has a net operating loss that may be used to offset future income for tax purposes for a period of 20 years from the date of inception of these losses. These losses were derived solely from operating activities. The net operating losses create a deferred tax asset as a benefit to the Company in the amount of $520. The Company has set up a valuation allowance of $520 to reduce the deferred tax asset, as in the opinion of management; it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The income tax payable that was accrued for the quarters ending September 30, 2007 was offset by the Company’s net operating loss carryforward; therefore, the provisions for income tax in the income statement is an estimate of what may be the tax liability for the current year end.

The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2007 are as follows:

Deferred tax assets:
Federal net operating loss	$390
State net operating loss	130

Total deferred tax assets	520
Less valuation allowance	(520)

$--

 4301, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2006 and the current quarter to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended September 30, 2007 and December 31, 2006 is as follows:

	2007	2006
Federal income tax rate	(15.0%)	(15.0%)
State tax, net of federal benefit	(5.0%)	(5.0%)
Increase in valuation allowance	20.0%	20.0%

Effective income tax rate	0.0%	0.0%

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

Results of Operation

The Company did not have any operating income from inception through September 30, 2007.  For the three months ended September 30, 2007, the registrant recognized a net loss of $250 and for the period from inception through September 30, 2007, the registrant recognized net less of $2,600.  Some general and administrative expenses during the quarter were accrued.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.        Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.                Defaults Upon Senior Securities.

None

Item 4.                Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.                Other Information.

None

Item 6.                Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*

	3.3	By-Laws *

	31.1	Certification of Yusuke Matsuo pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Yusuku Matsuo pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10-SB filed on April 3, 2006 (File no: 000-51877)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

4301, INC.

By:	/s/ Yusuke Matsuo
Yusuke Matsuo Chief Executive Officer Chief Financial Officer

Dated:	November 8, 2007