Form 10-Q
period 2008-06-30
4301 Inc
filed 2008-07-30
CIK 1353492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 29, 2008: 100,000 shares of common stock.

4301, Inc..
FORM 10-Q
June 30, 2008
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

SIGNATURE

 Item 1. Financial Information

4301 Inc.
(an exploration stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2008

4301, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF June 30, 2008

4301, Inc.
(a development stage company)
Financial Statements Table of Contents

4301, Inc.
(a development stage company)
BALANCE SHEET
As of June 30, 2008 and December 31, 2007

ASSETS

CURRENT ASSETS	6/30/2008	12/31/2007

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$4,150	$3,150

Total Current Liabilities	4,150	3,150

TOTAL LIABILITIES	$4,150	$3,150

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-	$-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(4,250)	(3,250)

Total Stockholders' Equity	(4,150)	(3,150)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

4301, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ending June 30, 2008 and 2007 and
from inception (December 9, 2005) through June 30, 2008

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	6/30/2008	6/30/2007	TO 06/30/08

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,000	500	4,250

NET INCOME (LOSS)	(1,000)	(500)	(4,250)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(3,250)	(1,850)	-
ACCUMULATED DEFICIT, ENDING BALANCE	$(4,250)	$(2,350)	$(4,250)

Earnings (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares	100,000	100,000

4301, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending June 30, 2008 and 2007

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	6/30/2008	6/30/2007

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	250

NET INCOME (LOSS)	(500)	(250)

The accompanying notes are an integral part of these financial statements.

4301, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through June 30, 2008

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	100	(1,850)	(1,750)

Net Income (Loss)			(1,400)	(1,400)

Total, December 31, 2007	100,000	100	(3,250)	(3,150)

Net Income (Loss)			(1,000)	(1,000)

Total, June 30, 2008	100,000	$100	$(4,250)	$(4,150)

The accompanying notes are an integral part of these financial statements.

4301, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending June 30, 2008 and 2007 and
from inception (December 9, 2005) through June 30, 2008

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2008	6/30/2007	TO 06/30/08

Net income (loss)	$(1,000)	$(500)	$(4,250)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	1,000	500	4,150

Total adjustments to net income	1,000	500	4,250

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

11.  Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, $1,450 at 2026, $1,400 at 2027 and $1,000 at 2028.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $850 from inception through June 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$638
State net operating loss	212

Total Deferred Tax Asset	850
Less valuation allowance	(850)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	20.0%

Effective income tax rate	0.0%

12.  Subsequent Events:

None known at this time.

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

Results of Operation

The Company did not have any operating income from inception through June 30, 2008.  For the six months ended June 30, 2008, the registrant recognized a net loss of $1,000 and for the period from inception through June 30, 2008, the registrant recognized net less of $4,250.  Some general and administrative expenses during the quarter were accrued.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

4301, INC.

Date: July 29, 2008	By:	/s/ Yusuke Matsuo
Yusuke Matsuo
Chief Executive Officer, Chief Financial Officer