Form 10KSB/A
period 2007-12-31
4301 Inc
filed 2008-08-26
CIK 1353492

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2 )

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

Explanatory Note

This Annual Report on Form 10-KSB/A is filed as an amendment to the Annual Report on Form 10-KSB filed by 4301, Inc. (the “Company”) on March 13, 2008 (the “Original 10-KSB”). The Company is amending Item 8(a) (Controls and Procedures) to conclude that our disclosure controls and procedures are not effective because we failed to include our   Management’s Report on Internal Control over Financial Reporting which was a failure to comply with the required disclosures under provisions of Item 308 in Regulation S-K.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

-	We failed to include the Management’s Report on Internal Control Over Financial Reporting in our Form 10-KSB filed on March 13, 2008.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We have amended the Form 10-KSB to include the Management’s Report on Internal Controls Over Financial Reporting;

2.	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and

3.	increase management oversight of accounting and reporting functions in the future.

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

4301, Inc.

By:	/s/ Yusuke Matsuo
Chief Executive Officer Chief Financial Officer

Dated:	August 22 , 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Yusuke Matsuo Yusuke Matsuo	Chief Executive Officer Chief Financial Officer, and Director	August 22 , 2008