Form 10-Q
period 2009-03-31
4301 Inc
filed 2009-05-11
CIK 1353492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2009: 100,000 shares of common stock.

4301, Inc..
FORM 10-Q
March 31, 2009
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

SIGNATURE

Item 1. Financial Information

4301, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2009

4301, Inc.
(a development stage company)
Financial Statements Table of Contents

4301, Inc.
(a development stage company)
BALANCE SHEET
As of March 31, 2009 and December 31, 2008

ASSETS

CURRENT ASSETS	3/31/2009	12/31/2008

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$8,000	$7,500

Total Current Liabilities	8,000	7,500

TOTAL LIABILITIES	$8,000	$7,500

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-	$-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(8,100)	(7,600)

Total Stockholders' Equity	(8,000)	(7,500)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

4301, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending March 31, 2009 and 2008 and
from inception (December 9, 2005) through March 31, 2009

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2009	3/31/2008	TO 3/31/09

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	500	8,100

NET INCOME (LOSS)	(500)	(500)	(8,100)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(7,600)	(4,350)	-
ACCUMULATED DEFICIT, ENDING BALANCE	$(8,100)	$(4,850)	$(8,100)

Earnings (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

4301, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through March 31, 2009

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	100	(1,850)	(1,750)

Net Income (Loss)			(2,500)	(2,500)

Total, December 31, 2007	100,000	100	(4,350)	(4,250)

Net Income (Loss)			(3,250)	(3,250)

Total, December 31, 2008	100,000	$100	$(7,600)	$(7,500)

Net Income (Loss)			(500)	(500)

Total, March 31, 2009	100,000	$100	$(8,100)	$(8,000)

The accompanying notes are an integral part of these financial statements.

4301, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending March 31, 2009 and 2008 and
from inception (December 9, 2005) through March 31, 2009

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2009	3/31/2008	TO 3/31/09

Net income (loss)	$(500)	$(500)	$(8,100)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	500	500	8,000

Total adjustments to net income	500	500	8,100

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

11.  Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, $1,450 at 2026, $2,500 at 2027, $3,250 at 2028 and $500 at 2029.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $1,620 from inception through March 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$1,215
State net operating loss	405

Total Deferred Tax Asset	1,620
Less valuation allowance	(1,620)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)

Effective income tax rate	0.0%

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

Results of Operation

The Company did not have any operating income from inception through March 31, 2009.  For the three months ended March 31, 2009, the registrant recognized a net loss of $500 and for the period from inception through March 31, 2009, the registrant recognized net loss of $8,100.  Some general and administrative expenses during the quarter were accrued.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2009, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4301, INC.

Date: May 8, 2009	By:	/s/ Yusuke Matsuo
Yusuke Matsuo
Chief Executive Officer, Chief Financial Officer