Form 10-K
period 2008-12-31
4301 Inc
filed 2009-08-05
CIK 1353492

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No.1 to FORM 10-K

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of   4301 Inc. at December 31, 2008 and 2007 and the results of its operations and its cash flows for the twelve months ended December 31, 2008 and 2007 and from inception (December 9, 2005) through December 31, 2008 in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         /s/ James Gately
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

Yusuke Matsuo was appointed as a member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chairman of the Board, and Chief Financial Officer and Principal Accounting Officer each as of March 27, 2007. From January 1, 2007 to the present Mr. Matsuo has been doing research to establish his own employment agency and internet-based employment advertising site in Japan.  He has also been employed on a per diem basis doing work such as moving jobs, construction jobs, delivery jobs, and factory jobs.  From May 7, 2006 to December 28, 2006 Mr. Matsuo worked for Kluster, Co. Ltd., an employment agency, as a Branch Operation Coordinator. In that capacity he was responsible for managing the day to day activity of the employment agency, specifically coordinating workers to job sites, preparing daily management reports, and managing compensation for workers.  From June 2, 2003 to April 25, 2006 Mr. Matsuo worked as a Branch Manager for Master Piece Co, Ltd. where he was responsible for managing day to day activity of employment agency and training office staff.   Yusuke Matsuo, the sole officer and director of the Company is not an officer and director of any other blank check companies .

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
Chief Executive Officer Chief Financial Officer, Principal Accounting Officer and Director

Dated:	March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Yusuke Matsuo Yusuke Matsuo	Chief Executive Officer Chief Financial Officer, Director, and Principal Accounting Officer	August 5 , 2009