Form 10-Q/A
period 2009-03-31
4301 Inc
filed 2009-08-05
CIK 1353492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No. 1 to FORM 10-Q
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

4301, INC.

Date: August 5 , 2009	By:	/s/ Yusuke Matsuo
Yusuke Matsuo
Chief Executive Officer, Chief Financial Officer