Form 10-K/A
period 2008-12-31
4301 Inc
filed 2009-09-03
CIK 1353492

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to FORM 10-K

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

Revenues for year ended December 31, 2008:

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of March 13, 2009 was: 100,000

Documents Incorporated by Reference: None.

Explanatory Note:

On March 13, 2009 we filed our Form 10k with the SEC. On edgar the Form 10k was disclosed as mistakenly being filed for the year ended January 31, 2009.  As set forth throughout the Form 10k such filing was for the year ending December 31, 2009.

On August 5, 2009 we filed an amendment to our Form 10k with the SEC which was not properly reflected as an amendment on edgar. Such filing was an amendment to our Form 10k filed with the SEC on March 13, 2009.

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

         /s/ Gately & Associates, LLC
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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

We have not made any changes to our internal controls during our fourth quarter of 2008 . We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have one Director and Officer as follows:

Name	Age	Positions and Offices Held
Yusuke Matsuo		President/Director

Yusuke Matsuo was appointed as a member of the Company’s Board of Directors and as the Company’s President, Chief Executive Officer, Chairman of the Board, and Chief Financial Officer and Principal Accounting Officer each as of March 27, 2007. From January 1, 2007 to the present Mr. Matsuo has been doing research to establish his own employment agency and internet-based employment advertising site in Japan.  He has also been employed on a per diem basis doing work such as moving jobs, construction jobs, delivery jobs, and factory jobs.  From May 7, 2006 to December 28, 2006 Mr. Matsuo worked for Kluster, Co. Ltd., an employment agency, as a Branch Operation Coordinator. In that capacity he was responsible for managing the day to day activity of the employment agency, specifically coordinating workers to job sites, preparing daily management reports, and managing compensation for workers.  From June 2, 2003 to April 25, 2006 Mr. Matsuo worked as a Branch Manager for Master Piece Co, Ltd. where he was responsible for managing day to day activity of employment agency and training office staff.  Yusuke Matsuo, the sole officer and director of the Company is not an officer and director of any other blank check companies.

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

4301, Inc.

By:	/s/ Yusuke Matsuo
Chief Executive Officer Chief Financial Officer, Principal Accounting Officer and Director

Dated:	September 3 , 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Yusuke Matsuo Yusuke Matsuo	Chief Executive Officer Chief Financial Officer, Director, and Principal Accounting Officer	September 3 , 2009