Form 10-Q
period 2010-03-31
4301 Inc
filed 2010-04-27
CIK 1353492

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 27, 2010: 100,000 shares of common stock.

4301, Inc..
FORM 10-Q
March 31, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition	1
Item 3	Quantitative and Qualitative Disclosures About Market Risk	2
Item 4T.	Control and Procedures	2

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	3
Item 1A.	Risk Factors	3
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3
Item 3.	Defaults Upon Senior Securities	3
Item 4.	Removed & Reserved	3
Item 5.	Other Information	3
Item 6.	Exhibits	3

SIGNATURE

Item 1. Financial Information

4301, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2010

4301, Inc.
(a development stage company)
Financial Statements Table of Contents

F-

CURRENT ASSETS	3/31/2010	12/31/2009

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

CURRENT LIABILITIES

Accrued Expenses	$11,450	$10,850

Total Current Liabilities	11,450	10,850

TOTAL LIABILITIES	$11,450	$10,850

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	$-	$-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(11,550)	(10,950)

Total Stockholders' Equity	(11,450)	(10,850)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

4301, Inc.
(a development stage company)
STATEMENTS OF OPERATIONS
For the three months ending March 31, 2010 and 2009 and
from inception (December 9, 2005) through March 31, 2010

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2010	12/31/2009	TO 03/31/10

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	600	500	11,550

NET INCOME (LOSS)	(600)	(500)	(11,550)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(10,950)	(7,600)	-
ACCUMULATED DEFICIT, ENDING BALANCE	$(11,550)	$(8,100)	$(11,550)

Earnings (loss) per share	$(0.01)	$(0.01)	$(0.12)

Weighted average number of common shares	100,000	100,000	100,000

The accompanying notes are an integral part of these financial statements.

4301, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through March 31, 2010

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Net Income (Loss)			(1,450)	(1,450)

Total, December 31, 2006	100,000	100	(1,850)	(1,750)

Net Income (Loss)			(2,500)	(2,500)

Total, December 31, 2007	100,000	100	(4,350)	(4,250)

Net Income (Loss)			(3,250)	(3,250)

Total, December 31, 2008	100,000	$100	$(7,600)	$(7,500)

Net Income (Loss)			(3,350)	(3,350)

Total, December 31, 2009	100,000	$100	$(10,950)	$(10,850)

Net Income (Loss)			(600)	(600)

Total, March 31, 2010	100,000	$100	$(11,550)	$(11,450)

The accompanying notes are an integral part of these financial statements.

4301, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending March 31, 2010 and 2009 and
from inception (December 9, 2005) through March 31, 2010

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2010	3/31/2009	TO 03/31/10

Net income (loss)	$(600)	$(500)	$(11,550)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	600	500	11,450

Total adjustments to net income	600	500	11,550

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

11.  Income Taxes:

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, $1,450 at 2026, $2,500 at 2027, $3,250 at 2028, $3,350 at 2029, and $600 at 2030.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $2,310 from inception through March 31, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2010 are as follows:

Deferred tax assets:
Federal net operating loss	$1,733
State net operating loss	577

Total Deferred Tax Asset	2,310
Less valuation allowance	(2,310)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)

Effective income tax rate	0.0%

12.  Controls and Procedures:

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2010. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

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

Results of Operation

The Company did not have any operating income from inception through March 31, 2010.  For the three months ended March 31, 2010, the registrant recognized a net loss of $600 and for the period from inception through March 31, 2010, the registrant recognized net loss of $11,550.  Some general and administrative expenses during the quarter were accrued.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2010, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31. 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2010.

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

Item 4. (Removed & Reserved)

None.

Item 5. Other Information.

None

Item 6. Exhibits

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

4301, INC.

Date: April 27, 2010	By:	/s/ Yusuke Matsuo
Yusuke Matsuo
Chief Executive Officer, Chief Financial Officer

4